Form 10-Q
period 2026-06-30
Cantor Equity Partners VI, Inc.
filed 2026-08-14
CIK 2089536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 11,800,000 Class A ordinary shares, par value $0.0001 per share, and 2,875,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

CANTOR EQUITY PARTNERS VI, INC.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CANTOR EQUITY PARTNERS VI, INC.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets:
Cash	$25,000	$—
Prepaid expenses	175,507	—
Total Current Assets	200,507	—
Available-for-sale debt securities held in Trust Account, at fair value (amortized cost $116,603,013 as of June 30, 2026)	116,606,482	—
Deferred offering costs	—	138,857
Other assets	78,312	—
Total Assets	$116,885,301	$138,857

Liabilities and Shareholders’ Equity (Deficit):
Current Liabilities:
Accrued expenses	$72,267	$116,714
Notes payable – related party	85,768	84,705
Total Liabilities	158,035	201,419

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 and 0 shares issued and outstanding at redemption value of $10.14 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	116,606,578	—

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of both June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 300,000 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of June 30, 2026 and none issued or outstanding as of December 31, 2025	30	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,875,000 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	288	288
Additional paid-in capital	—	24,712
Retained earnings (Accumulated deficit)	116,901	(87,562)
Accumulated other comprehensive income	3,469	—
Total Shareholders’ Equity (Deficit)	120,688	(62,562)

Total Liabilities, Commitments and Contingencies and Shareholders’ Equity (Deficit)	$116,885,301	$138,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS VI, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026	2025		2026		2025

General and administrative costs	$130,789	$998		$245,815		$998
Administrative expenses – related party	30,000	—		48,571		—
Loss from operations	(160,789)	(998)		(294,386)		(998)
Interest income on investments held in the Trust Account	1,034,630	—		1,603,109		—
Net income (loss)	$873,841	$(998)		$1,308,723		$(998)

Basic and Diluted weighted average number of ordinary shares outstanding:
Class A – Public shares	11,500,000	—		9,212,707		—
Class A – Private placement	300,000	—		240,331		—
Class B – Ordinary shares	2,875,000	2,500,000	(1)(2)	2,800,414	(1)	2,500,000	(1)(2)
Basic and Diluted net income (loss) per share:
Class A – Public shares	$0.06	$—		$0.11		$—
Class A – Private placement	$0.06	$—		$0.11		$—
Class B – Ordinary shares	$0.06	$(0.00)		$0.11		$(0.00)

(1)	This number of shares excludes up to 375,000 Class B ordinary shares subject to surrender if the over-allotment option is not exercised in full or in part by the underwriter. As a result of the full exercise of the underwriter's over-allotment option on February 6, 2026, the 375,000 Class B ordinary shares are no longer subject to surrender (See Note 7).
(2)	This number of shares has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 7,187,500 Class B ordinary shares and 4,312,500 Class B ordinary shares on August 25, 2025 and December 19, 2025, respectively (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS VI, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Net income (loss)	$873,841	$(998)	$1,308,723	$(998)
Other comprehensive income:
Change in unrealized appreciation of available-for-sale debt securities	27,456	—	3,469	—
Total other comprehensive income	27,456	—	3,469	—
Comprehensive income (loss)	$901,297	$(998)	$1,312,192	$(998)

 The accompanying notes are an integral part of these unaudited condensed financial statements

CANTOR EQUITY PARTNERS VI, INC.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

For the Three and Six Months Ended June 30, 2026

	Ordinary Shares				Additional	Retained Earnings	Accumulated Other	Total Shareholders’
	Class A		Class B		Paid-In	(Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	(Deficit)
Balance – December 31, 2025	—	$—	2,875,000	$288	$24,712	$(87,562)	$—	$(62,562)
Sale of Class A ordinary shares to Sponsor in private placement	300,000	30	—	—	2,999,970	—	—	3,000,000
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	(3,024,682)	(42,174)	—	(3,066,856)
Other comprehensive loss	—	—	—	—	—	—	(23,987)	(23,987)
Net income	—	—	—	—	—	434,882	—	434,882
Balance – March 31, 2026	300,000	$30	2,875,000	$288	$—	$305,146	$(23,987)	$281,477
Accretion of redeemable Class A ordinary shares to redemption value	—	—	—	—	—	(1,062,086)	—	(1,062,086)
Other comprehensive income	—	—	—	—	—	—	27,456	27,456
Net income	—	—	—	—	—	873,841	—	873,841
Balance – June 30, 2026	300,000	$30	2,875,000	$288	$—	$116,901	$3,469	$120,688

For the Three and Six Months Ended June 30, 2025

	Ordinary Shares				Additional		Accumulated Other	Total
	Class A		Class B		Paid-In	Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Shares(1)	Amount(1)	Capital	Deficit	Income	Equity
Balance – December 31, 2024	—	$—	2,875,000	$288	$24,712	$(24,002)	$—	$998
Net income	—	—	—	—	—	—	—	—
Balance – March 31, 2025	—	$—	2,875,000	$288	$24,712	$(24,002)	$—	$998
Net loss	—	—	—	—	—	(998)	—	(998)
Balance – June 30, 2025	—	$—	2,875,000	$288	$24,712	$(25,000)	$—	$—

(1)	The number of shares and the amounts have been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 7,187,500 Class B ordinary shares and 4,312,500 Class B ordinary shares on August 25, 2025 and December 19, 2025, respectively (See Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

CANTOR EQUITY PARTNERS VI, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,308,723	$(998)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
General and administrative expenses paid by related party	129,449	—
Interest income on investments held in the Trust Account	(1,603,109)	—
Changes in operating assets and liabilities:
Deferred offering costs	138,857	(162)
Prepaid expenses	166,535	998
Other assets	(78,312)	—
Accrued expenses	(44,447)	162
Net cash provided by operating activities	17,696	—

Cash flows from investing activities:
Purchase of available-for-sale debt securities held in Trust Account	(114,999,904)	—
Net cash provided by (used in) investing activities	(114,999,904)	—

Cash flows from financing activities:
Proceeds received from initial public offering	115,000,000	—
Proceeds received from private placement	3,000,000	—
Offering costs paid	(2,312,350)	—
Deferred offering costs paid by related party	(210,014)	—
Proceeds from Note payable – related party	125,795	—
Payment on Note payable – related party	(124,732)	—
Payment on Payable to related party	(471,491)	—
Net cash provided by financing activities	115,007,208	—

Net change in Cash	25,000	—
Cash – beginning of the period	—	—
Cash – end of the period	$25,000	$—

Supplemental disclosure of non-cash activities:
Deferred offering costs included in Accrued expenses	$—	$162

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

As of June 30, 2026, the Company had not commenced operations. All activity through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three and six months ended June 30, 2026, the Company used the net proceeds derived from the Initial Public Offering and the Private Placement (as defined below) to generate non-operating income in the form of interest income from direct investments in U.S. government debt securities.

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

Following the closing of the Initial Public Offering and the Private Placement on February 6, 2026, an amount of $115,000,000 ($10.00 per share) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A., and on February 9, 2026, were transferred to an account at CF Secured, LLC (“CF Secured”), an affiliate of the Sponsor. The Trust Account may be (a) invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (b) held as uninvested cash, or (c) held in a non-interest or interest bearing demand deposit account at a U.S. chartered commercial bank, until the earlier of: (i) the completion of the Business Combination or (ii) the distribution of the Trust Account, as described below.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of the Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (which, as of June 30, 2026, was $10.14 per Public Share). The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (as may be amended, the “Amended and Restated Memorandum and Articles”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing the Business Combination. If, however, shareholder approval of the Business Combination is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Business Combination, or if they vote at all. If the Company seeks shareholder approval in connection with the Business Combination, the Sponsor and the Company’s directors and officers have agreed to vote their Founder Shares (as defined in Note 4), their Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would not be voted in favor of approving the Business Combination). In addition, the Sponsor and the Company’s directors and officers have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and any Public Shares held by them in connection with the completion of the Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, the Company had approximately $25,000 and $0, respectively, of cash in its operating account. As of June 30, 2026 and December 31, 2025, the Company had working capital of approximately $42,000 and a working capital deficit of approximately $201,000, respectively. As of June 30, 2026 and December 31, 2025, approximately $1,607,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

The Company’s liquidity needs through June 30, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of approximately $125,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the sale of the Private Placement Shares not held in the Trust Account and the Sponsor Loan (as defined below). The Company fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor agreed to loan the Company up to $1,750,000 to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements after the Initial Public Offering and prior to the Business Combination (the “Sponsor Loan”), of which approximately $86,000 and $0 has been drawn by the Company as of June 30, 2026 and December 31, 2025, respectively. If the Sponsor Loan is insufficient, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans (as defined in Note 4). As of both June 30, 2026 and December 31, 2025, the Company did not have any borrowings under the Working Capital Loans.

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

Basis of Presentation

The unaudited condensed financial statements are presented in U.S. dollars, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2026 and the results of operations, comprehensive income (loss), and cash flows for the periods presented. Certain information and disclosures normally included in unaudited condensed financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year or any future period. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed by the Company with the SEC on March 31, 2026.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that do not have an effective registration statement under Securities Act or a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

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

Cash and Cash Equivalents

The Company considers all short-term investments (if any) with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents in its operating account or the Trust Account as of both June 30, 2026 and December 31, 2025.

Available-for-Sale Debt Securities

The Company’s investments held in the Trust Account as of June 30, 2026 comprised of a direct investment in U.S. government treasury bills.

The Company accounts for its investment in debt securities in accordance with the guidance in ASC 320, Investments—Debt and Equity Securities. When the Company has the ability and positive intent to hold debt securities until maturity, such securities are classified as held-to-maturity and carried at amortized cost. None of the Company’s debt securities met the criteria for held-to-maturity classification as of June 30, 2026. As the Company does not have the ability or positive intent to hold its debt securities until maturity, the securities are classified as available-for-sale. Unrealized gains and losses from available-for-sale debt securities carried at fair value are reported as a separate component of Accumulated other comprehensive income (loss) in shareholders’ equity (deficit). Interest income recognized on the unaudited condensed statements of operations reflects accretion of discount. Investments in debt securities are recorded on a trade-date basis. The Company did not hold any available-for-sale debt securities as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage limit of $250,000, and investments in the U.S. government debt securities held in the Trust Account. For both the three and six months ended June 30, 2026 and 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, 11,500,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. The Company recognizes any subsequent changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Retained earnings (Accumulated deficit).

As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption, as presented in the accompanying balance sheets, are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$—
Gross proceeds	115,000,000
Less:
Issuance costs allocated to Class A ordinary shares subject to possible redemption	(2,522,364)
Plus:
Accretion of carrying value to redemption value	4,128,942
Class A ordinary shares subject to possible redemption, June 30, 2026	$116,606,578

Net Income (Loss) Per Ordinary Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. The Company applies the two-class method in calculating earnings per share and allocates net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”). Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$684,782	$17,864	$171,195	$—	$—	$(998)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	11,500,000	300,000	2,875,000	—	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.06	$—	$—	$(0.00)

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares	Class A – Public shares	Class A – Private placement shares	Class B – Ordinary shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$983,958	$25,668	$299,097	$—	$—	$(998)
Denominator:
Basic and diluted weighted average number of ordinary shares outstanding	9,212,707	240,331	2,800,414	—	—	2,500,000
Basic and diluted net income (loss) per ordinary share	$0.11	$0.11	$0.11	$—	$—	$(0.00)

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

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. As of both June 30, 2026 and December 31, 2025, the Company has not recorded any amounts related to uncertain tax positions.

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

SEC Rule on Climate-Related Disclosures

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in a note to their audited financial statements. The disclosures under the final rules would include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (“RECs”) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants would be required to disclose information about the offsets and RECs. Registrants would also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants would be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited financial statements are included in the filing. In April 2024, the SEC released an order staying the rules pending judicial review of all of the petitions challenging the rules and in March 2025, the SEC voted to end its defense of the rules. In May 2026, the SEC issued a proposal for stakeholder comment to fully rescind its climate-related disclosure rules. Absent these developments, the rules would have been effective for the Company upon its registration under the Exchange Act on February 4, 2026 and phased in starting in 2027. Management is continuing to monitor the developments pertaining to the rules and any resulting potential impacts on the Company’s unaudited condensed financial statements.

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

Note 4—Related Party Transactions

Founder Shares

In May 2021, the Sponsor purchased 14,375,000 Class B ordinary shares for a purchase price of $25,000. On August 25, 2025, the Sponsor surrendered, for no consideration, 7,187,500 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares issued and outstanding from 14,375,000 shares to 7,187,500 shares. On December 19, 2025, the Sponsor surrendered, for no consideration, 4,312,500 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares issued and outstanding from 7,187,500 shares to 2,875,000 shares (the “Founder Shares”). Prior to the closing of the Initial Public Offering, up to 375,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the full exercise of the underwriter’s over-allotment option at the closing of the Initial Public Offering, the 375,000 Founder Shares are no longer subject to surrender. The Class B ordinary shares will automatically convert into nonredeemable Class A ordinary shares in connection with the consummation of the Business Combination and are subject to certain transfer restrictions, as described in Note 7.

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

Related Party Loans

On August 21, 2025, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Pre-IPO Note. The Pre-IPO Note was non-interest bearing and was repaid in full upon completion of the Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had $0 and approximately $85,000, respectively, outstanding under the Pre-IPO Note.

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor. The Sponsor Loan does not bear interest and is repayable by the Company to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. As of June 30, 2026 and December 31, 2025, the Company had approximately $86,000 and $0, respectively, outstanding under the Sponsor Loan.

If the Sponsor Loan is insufficient to cover the working capital requirements of the Company, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Any Working Capital Loans will be repayable by the Company upon consummation of the Business Combination out of the proceeds of the Trust Account released to the Company; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the lender’s option, all or any portion of the amount outstanding under any Working Capital Loans may be converted into Class A ordinary shares at a conversion price of $10.00 per share. If the Company is unable to consummate the Business Combination, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of both June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company has agreed to pay $10,000 a month to the Sponsor for office space, administrative and shared personnel support services. Services commenced on February 5, 2026, the date the Class A ordinary shares were first listed on the Nasdaq Stock Market, and will terminate upon the earlier of the consummation by the Company of the Business Combination or the liquidation of the Company. During the three months ended June 30, 2026 and 2025, the Company incurred $30,000 and $0, respectively, for these services. During the six months ended June 30, 2026 and 2025, the Company incurred approximately $49,000 and $0, respectively, for these services.

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

Independent Directors Compensation

Commencing on February 4, 2026, the Company compensates its independent directors through cash payments for their services on the Company’s board of directors. As a result, during the three months ended June 30, 2026 and 2025, the Company recognized approximately $21,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. During the six months ended June 30, 2026 and 2025, the Company recognized approximately $29,000 and $0, respectively, of compensation expense on its unaudited condensed statements of operations. The corresponding accrued compensation payable recognized on the Company’s balance sheets was approximately $21,000 and $0 as of June 30, 2026 and December 31, 2025, respectively.

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

Note 6—Available-for-Sale Debt Securities

The following table presents the amortized cost, gross unrealized gains (losses), fair value and other information for the available-for-sale debt securities held in the Trust Account:

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government debt securities(1) (2)	$116,603,013	$39,007	$(35,538)	$116,606,482

(1)	Contractual maturities are one year or less.
(2)	No debt securities were in an unrealized loss position

The Company did not have any sales of its available-for-sale debt securities during the three and six months ended June 30, 2026.

Note 7—Shareholders’ Equity (Deficit)

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026, there were 300,000 Class A ordinary shares issued and outstanding, excluding 11,500,000 Class A ordinary shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. In May 2021, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On August 25, 2025, the Sponsor surrendered, for no consideration, 7,187,500 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares issued and outstanding from 14,375,000 shares to 7,187,500 shares. On December 19, 2025, the Sponsor surrendered, for no consideration, 4,312,500 Class B ordinary shares, which the Company cancelled, resulting in a decrease in the total number of Class B ordinary shares issued and outstanding from 7,187,500 shares to 2,875,000 shares. Information contained in the financial statements has been retroactively adjusted for the surrender and cancellation. Prior to the closing of the Initial Public Offering, up to 375,000 Class B ordinary shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriter’s over-allotment option was exercised. As a result of the full exercise of the over-allotment option by the underwriter at the closing of the Initial Public Offering, the 375,000 Class B ordinary shares are no longer subject to surrender. As of both June 30, 2026 and December 31, 2025, there were 2,875,000 Class B ordinary shares issued and outstanding.

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

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of both June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026, and indicates the fair value hierarchy of the inputs that the Company utilized to determine such fair value:

June 30, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Assets held in Trust Account – U.S. government debt securities	$116,606,482	$—	$—	$116,606,482
Total	$116,606,482	$—	$—	$116,606,482

As of June 30, 2026, Level 1 assets include a direct investment in the U.S. government treasury bills classified as available-for-sale debt securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company did not hold assets measured at fair value on a recurring basis as of December 31, 2025.

Note 9—Segment Information

The Company has not yet commenced operations, thus all activity for the three and six months ended June 30, 2026 and 2025 relates to the Company’s formation, the Initial Public Offering, and the Company’s efforts toward locating and completing a suitable Business Combination. The Company has identified its Chairman and Chief Executive Officer as the chief operating decision maker (the “CODM”). The Company consists of one reportable segment, because the resource allocation and assessment of performance of the entity’s business activities by the CODM are performed using the entity-wide operating results. The net income (loss) is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM also reviews interest income and general and administrative expenses included in the net income (loss). The CODM reviews interest income on investments held in the Trust Account to measure and monitor shareholder value and determine the most effective strategy for investing the Trust Account funds while maintaining compliance with the terms of the trust agreement. In addition, the CODM reviews and monitors general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period and to ensure expenses are aligned with the underlying contractual agreements.

The Company does not have operating income and therefore, it does not have any operating revenues. The Company will not generate any operating revenues until after the completion of the Business Combination, at the earliest. During the three months ended June 30, 2026 and 2025, the Company earned approximately $1,035,000 and $0, respectively, of interest income on investments held in the Trust Account. During the six months ended June 30, 2026 and 2025, the Company earned approximately $1,603,000 and $0, respectively, of interest income on investments held in the Trust Account. The Company’s significant segment expenses were general and administrative expenses, which were approximately $131,000 and $1,000 for the three months ended June 30, 2026 and 2025, respectively, and approximately $245,000 and $1,000 for the six months ended June 30, 2026 and 2025, respectively. The other segment expenses were administrative expenses incurred pursuant to the administrative services agreement with the Sponsor, which amounted to $30,000 and $0 for the three months ended June 30, 2026 and 2025, respectively, and approximately $49,000 and $0 for the six months ended June 30, 2026 and 2025, respectively. Refer to the Company’s unaudited condensed statements of operations for additional information.

As of June 30, 2026 and December 31, 2025, the Company had total assets of approximately $116,885,000 and approximately $139,000, respectively. See the Company’s balance sheets for additional information.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Cantor Equity Partners VI, Inc., a Cayman Islands exempted company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto in Part I, Item 1 of this Report (as defined below). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. When used in this Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, identify forward-looking statements. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other United States Securities and Exchange Commission (“SEC”) filings.

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

Following the closing of the Initial Public Offering and the Private Placement on February 6, 2026, an amount of $115,000,000 ($10.00 per share) from the net proceeds of the Initial Public Offering and the Private Placement was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee. The funds in the Trust Account were initially held in an account at J.P. Morgan Chase Bank, N.A., and on February 9, 2026, were transferred to an account at CF Secured, LLC (“CF Secured”), an affiliate of the Sponsor. The Trust Account may be (a) invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (b) held as uninvested cash, or (c) held in a non-interest or interest bearing demand deposit account at a U.S. chartered commercial bank, until the earlier of: (i) the completion of the Business Combination or (ii) the distribution of the Trust Account, as described below.

We have until February 6, 2028 (24 months from the closing of the Initial Public Offering), or until such earlier liquidation date as our board of directors may approve or such later date as our shareholders may approve pursuant to our amended and restated memorandum and articles of association (the “Combination Period”), to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish holders of the Public Shares’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In March 2024, the SEC adopted final rules relating to The Enhancement and Standardization of Climate-Related Disclosures for Investors, that would require registrants to provide climate-related disclosures in registration statements and certain periodic reports (the “2024 Climate Rules”). The 2024 Climate Rules set forth requirements for disclosure of material climate-related risks, mitigation activities, targets and goals, and governance. The 2024 Climate Rules also require disclosure of certain greenhouse gas emissions metrics and attestation of emissions disclosures. Subsequent to the issuance of the 2024 Climate Rules, in April 2024, the SEC released an order staying the 2024 Climate Rules pending judicial review of all of the petitions challenging the 2024 Climate Rules and in March 2025, the SEC voted to end its defense of the 2024 Climate Rules. In May 2026, the SEC issued a proposal for stakeholder comment to fully rescind the 2024 Climate Rules. We are continuing to monitor the developments pertaining to the 2024 Climate Rules. However, if these reporting requirements are implemented, they may significantly increase the complexity of our periodic reporting as a U.S. public company.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had $25,000 and $0, respectively, of cash in our operating account. As of June 30, 2026 and December 31, 2025, we had working capital of approximately $42,000 and a working capital deficit of approximately $201,000, respectively. As of June 30, 2026 and December 31, 2025, approximately $1,607,000 and $0, respectively, of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

Our liquidity needs through June 30, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), a loan of approximately $125,000 from the Sponsor pursuant to a promissory note (the “Pre-IPO Note”), the proceeds from the consummation of the Private Placement with the Sponsor not held in the Trust Account and the Sponsor Loan (as defined below). We fully repaid the Pre-IPO Note upon completion of the Initial Public Offering. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor has committed to loan us up to $1,750,000 to fund our expenses relating to investigating and selecting a target business and other working capital requirements (the “Sponsor Loan”), of which approximately $86,000 and $0 has been drawn by us as of June 30, 2026 and December 31, 2025, respectively.

If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us additional loans (“Working Capital Loans”). As of both June 30, 2026 and December 31, 2025, we did not have any borrowings under the Working Capital Loans.

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

Results of Operations

Our entire activity from inception through June 30, 2026 related to our formation, the Initial Public Offering and to our efforts toward locating and completing a suitable Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of the Business Combination. We have generated non-operating income in the form of interest income on amounts held in the Trust Account. We have incurred, and expect to incur, increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of approximately $874,000, which consisted of approximately $1,035,000 of interest income on investments held in the Trust Account, partially offset by approximately $131,000 of general and administrative expenses, and $30,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

For the three months ended June 30, 2025, we had a net loss of approximately $1,000, which consisted of approximately $1,000 of general and administrative expenses.

For the six months ended June 30, 2026, we had net income of approximately $1,309,000, which consisted of approximately $1,603,000 of interest income on investments held in the Trust Account, partially offset by approximately $245,000 of general and administrative expenses, and approximately $49,000 of administrative expenses incurred pursuant to the administrative services agreement with the Sponsor.

For the six months ended June 30, 2025, we had a net loss of approximately $1,000, which consisted of approximately $1,000 of general and administrative expenses.

Factors That May Adversely Affect Our Results of Operations and Ability to Complete the Business Combination

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

Contractual Obligations

Business Combination Marketing Agreement

We engaged Cantor Fitzgerald & Co. (“CF&Co.”), an affiliate of the Sponsor, pursuant to the business combination marketing agreement, dated February 4, 2026, as an advisor in connection with the Business Combination to assist us in holding meetings with our shareholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities and assist us with our press releases and public filings in connection with the Business Combination. We will pay CF&Co. a cash fee of $4,325,000 for such services upon the consummation of the Business Combination.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination, the Sponsor has committed up to $1,750,000 in the Sponsor Loan to be provided to us to fund expenses relating to investigating and selecting a target business and other working capital requirements, including $10,000 per month for office space, administrative and shared personnel support services that will be paid to the Sponsor, pursuant to the administrative services agreement, dated February 4, 2026. The Sponsor Loan does not bear interest and is repayable by us to the Sponsor upon consummation of the Business Combination; provided that, at any time beginning 60 days after the date of the Initial Public Offering, at the Sponsor’s option, all or any portion of the amount outstanding under the Sponsor Loan may be converted into Class A ordinary shares at a conversion price of $10.00 per share. Otherwise, the Sponsor Loan would be repaid only out of funds held outside the Trust Account. If the Sponsor Loan is insufficient, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us with Working Capital Loans.

As of June 30, 2026 and December 31, 2025, we had approximately $86,000 and $0, respectively, outstanding under the Sponsor Loan. As of both June 30, 2026 and December 31, 2025, we had no borrowings under the Working Capital Loans.

See Note 4—“Related Party Transactions” and Note 5—“Commitments and Contingencies” to our unaudited condensed financial statements in Part I, Item 1 of this Report for information regarding additional contractual obligations.

Critical Accounting Policies and Estimates

We have identified the following as our critical accounting policies:

Use of Estimates

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our balance sheets, unaudited condensed statements of operations, unaudited condensed statements of comprehensive income (loss), unaudited condensed statements of shareholders’ equity (deficit) and unaudited condensed statements of cash flows could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that do not have an effective registration statement under the Securities Act or a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our unaudited condensed financial statements in Part I, Item 1 of this Report with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standard used.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, 11,500,000 and 0 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity outside of the shareholders’ equity (deficit) section of our balance sheets. We recognize any subsequent changes in redemption value immediately as they occur and adjust the carrying value of redeemable Class A ordinary shares to the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value of redeemable Class A ordinary shares. This method would view the end of the reporting period as if it were also the redemption date for the security. The change in the carrying value of redeemable Class A ordinary shares also resulted in charges against Additional paid-in capital and Retained earnings (Accumulated deficit).

Net Income (Loss) Per Ordinary Share

We comply with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding for the applicable periods. We apply the two-class method in calculating earnings per share and allocate net income (loss) pro rata to Class A ordinary shares subject to possible redemption, nonredeemable Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value is not in excess of the fair value.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus related to the Initial Public Offering as filed with the SEC on February 5, 2026 (the “Final Prospectus”) or our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026 (the “2025 Form 10-K”). Any of the previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also affect our ability to consummate a Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors, many of which are beyond our control.

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors, many of which are beyond our control. Our results of operations and our ability to consummate a Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, fluctuations in interest rates, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the quarterly period covered by this Report. However, simultaneously with the closing of the Initial Public Offering, we consummated the sale of 300,000 Class A ordinary shares to the Sponsor at a price of $10.00 per share in the Private Placement, generating gross proceeds of $3,000,000. No underwriting discounts or commissions were paid with respect to such sale. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by this Report. For a description of the use of proceeds generated in the Initial Public Offering and the Private Placement, see Part II, Item 5 of the 2025 Form 10-K. There has been no material change in the planned use of proceeds from the Initial Public Offering and the Private Placement as described in the Final Prospectus or the 2025 Form 10-K. The specific investments in the Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANTOR EQUITY PARTNERS VI, INC.

Date: August 14, 2026	By:	/s/ Brandon G. Lutnick
	Name:	Brandon G. Lutnick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jane Novak
	Name:	Jane Novak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)